Form 10-K
period 1997-12-31
TIERS ASSET BACKED SECURITIES SER CHAMT TR 1997-7
filed 1998-01-15
CIK 1047951

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                          Commission file number:
         December 31, 1997                                  33-55860

            Tiers Asset-Backed Securities, Series CHAMT Trust 1997-7
          (Issuer in respect of the TIERS(SM) Asset-Backed Securities,
                           Series CHAMT Trust 1997-7)
             (Exact name of registrant as specified in its charter)

           United States of America                       52-6880113
         (State or other jurisdiction                  (I.R.S. Employer
         of incorporation or organization)            Identification No.)

                   c/o Delaware Trust Capital Management, Inc.
                               c/o Corestates Bank
                         FCS-4-2-6, 3 Beaver Valley Road
                           Wilmington, Delaware 19803
               (Address of principal executive offices) (zip code)

Registrant's telephone number, including area code:

                                 (302)-421-7307

Securities registered pursuant to Section 12(b) of the Act:

     TIERS(SM) Asset-Backed Securities, Series CHAMT Trust 1997 Class A Notes
          Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes X        No __

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

                                Introductory Note

Series CHAMT Trust 1997-7 (the "Issuer") is the Issuer under the Series Trust Indenture, dated as of September 15, 1997, incorporating the Standard Terms of the Trust Indenture, dated as of Septenber 15, 1997 by and between the Issuer and First Trust of New York, National Association, as Trustee (the "Trustee"), providing for the issuance of the TIERS(SM) Asset-Backed Securities, Series CHAMT Trust 1997 Class A Notes( the "Notes"). The Issuer was constituted pursuant to TIERs Asset-Backed Securities, Series CHAMT 1997-7 Supplement , dated as of September 15, 1997, incorporating the Base Trust Agreement, dated as of Spetember 15, 1997 by and between Structured Products Corp. and and Delaware Trust Capital Management Inc.. The Notes do not represent obligations of or interests in the Owner Trustee or Structured Products Corp. Pursuant to staff administrative positions established in various no-action letters, see, e.g., Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995); Lehman Structured Assets, Inc. (available December 8, 1994), Owner Trustee is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable."

                                     PART I

Item 1.  Business

                  Not Applicable

Item 2.  Properties

                  Not Applicable

Item 3.  Legal Proceedings

                  None

Item 4.  Submission of Matters To A Vote Of Security Holders.

                  None

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

                  The Notes issued TIERS(SM) Asset-Backed Securities, Series CHAMT Trust 1997 representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

                  To the best knowledge of the registrant, there is no established public trading market for the Notes.

Item 6.  Selected Financial Data


                  Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Not Applicable

Item 8.  Financial Statements and Supplementary Data

                  Not Applicable

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

                  None

Item 10. Directors and Executive Officers of the Registrant

                  Not Applicable

Item 11. Executive Compensation

                  Not Applicable

                                    PART III

Item 12. Security Ownership Of Certain Beneficial Owners and Management

         (a)      Not Available
         (b)      Not Applicable
         (c)      Not Applicable

Item 13. Certain Relationships and Related Transactions

                  None

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, And Reports On Form 8-K

(a)      The following documents are filed as part of this Report:

         3.       Exhibits:

                  28.01 TIERS(SM) Asset-Backed Securities, Series CHAMT
                  1997-7 File No. 33-55860) - No June 30 year end has occurred since the inception of the trust. Therefore, no accountant's report is attached.

(b)      None

(c)      See item 14(a)(3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TIERS Asset-Backed Securities
                                  Series CHAMT Trust 1997-7

                                  By: Delaware Trust Capital Management, Inc.,
                                      not in its individual capacity,
                                      but solely as Owner Trustee on behalf of
                                      TIERS Asset-Backed Securities,
                                      Series CHAMT Trust 1997-7


                                                By: /s/ Richard  N. Smith
                                                    --------------------------
                                                     Name:  Richard  N. Smith
                                                     Title:  Vice President

Date:   January 15, 1998