Form 10-K
period 1998-12-31
TIERS ASSET BACKED SECURITIES SER CHAMT TR 1997-7
filed 1999-03-18
CIK 1047951

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1998 Commission File number: 33-55860

            TIERS ASSET-BACKED SECURITIES, SERIES CHAMT TRUST 1997-7 (Issuer in respect of the TIERS Asset-Backed Securities, Series

                               CHAMT Trust 1997-7)
             (Exact name of registrant as specified in its charter)

       Delaware                                     52-6880113
       (State or other jurisdiction                (I.R.S. employer
       of incorporation)                           identification no.)

      c/o Delaware Trust Capital Management, Inc.
      c/o First Union Trust Co., N.A.
      920 King Street, One Rodney Square, 1st Floor
      Wilmington, Delaware                             19801

      (Address of principal executive offices)       (Zip code)

Registrant's telephone number, including area code :  (302)-888-7539

Securities registered pursuant to Section 12(b) of the Act:
TIERS Asset-Backed Securities, Series CHAMT Trust 1997-7 Class A Notes

Securities registered pursuant to Section 12(g) of the Act: None Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to have filed such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No __ State the aggregate market value of the voting stock held by non-affiliates of the registrant. The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

                                INTRODUCTORY NOTE

TIERS Asset-Backed Securities, Series CHAMT Trust 1997-7 (the "Issuer") is the Issuer under the Series Trust Indenture, dated as of September 15, 1997, incorporating the Standard Terms of the Trust Indenture, dated as of September 15, 1997 by and between the Issuer and U.S. Bank Trust National Association, formerly First Trust of New York, National Association, as Trustee (the "Trustee"), providing for the issuance of the TIERS Asset-Backed Securities, Series CHAMT Trust 1997-7 Class A Notes (the "Notes"). The Issuer was constituted pursuant to TIERS Asset-Backed Securities, Series CHAMT Supplement, dated as of September 15, 1997 by and between Structured Products Corp. and Delaware Trust Capital Management, Inc. (the "Owner Trustee"). The Notes do not represent obligations of or interests in Structured Products Corp., the Trustee or the Owner Trustee. Pursuant to staff administrative positions established in various no-action letters, see e.g. Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995); Lehman Structured Assets, Inc. (available December 8, 1994), the Owner Trustee is not required to respond to various items of From 10-K. Such items are designated herein as "Not applicable."

                                     PART I

ITEM 1. BUSINESS

           Not Applicable

ITEM 2.  PROPERTIES

           Not Applicable

ITEM 3.  LEGAL PROCEEDINGS

           Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable

ITEM  5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS

The Notes issued by TIERS Asset-Backed Securities, Series CHAMT Trust 1997-7 representing investors' interests in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. To the best knowledge of the registrant, there is no established public trading market for the Notes.

ITEM 6.  SELECTED FINANCIAL DATA

           Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Not Applicable

ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

           Not Applicable

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Not Applicable

ITEM 11.   EXECUTIVE COMPENSATION

           Not Applicable

                                    PART II

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

           (a)   Not Available
           (b)   Not Applicable
           (c)   Not Applicable

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           None

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K
           (a) The following documents are also filed as part of this Report:
           3.        i) Report of Aston Bell & Associates
                     ii) Schedule of Receipts and Disbursements
                     iii) Schedule of Assets and Changes in Asset Position

           (b) None
           (c) See item 14(a) (3) above

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                    TIERS Asset-Backed Securities
                    Series CHAMT Trust 1997-7

                    By: Delaware Trust Capital
                    Management, Inc., not in its individual capacity, but solely as Owner Trustee on behalf of TIERS Asset-Backed Securities,
                    Series CHAMT Trust 1997-7

                    By:/S/STERLING C. CORREIA
                    -------------------------
                    Name:  Sterling C. Correia
                    Title: Vice President






Dated as of :  December 31, 1998

                                  EXHIBIT INDEX

EXHIBIT                                                        PAGE

1.         Report of Aston Bell & Associates                   1-6