Form 10-K
period 2000-12-31
TIERS ASSET BACKED SECURITIES SER CHAMT TR 1997-7
filed 2001-02-16
CIK 1047951

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2000 Commission File number:        33-55860

Tiers Asset-Backed Securities, Series CHAMT Trust 1997-7 (Issuer in respect of the TIERS Asset-Backed Securities, Series CHAMT Trust 1997-7) (Exact name of registrant as specified in its charter)

Delaware	52-6880113
(State or other jurisdiction of incorporation	(I.R.S. employer identification no.)

        c/o Delaware Trust Capital Management, Inc.
        c/o First Union Trust Co., N.A.
        920 King Street, One Rodney Square, 1st Floor
         Wilmington, Delaware                      19801

(Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code : (302)-888-7539

Securities registered pursuant to Section 12(b) of the Act:
TIERS Asset-Backed Securities, Series CHAMT Trust 1997-7 Class A Notes

Securities registered pursuant to Section 12(g) of the Act: None Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to have filed such reports) and (2) has been subject tosuch filing requirements for the past 90 days. Yes ___ No __ State the aggregate market value of the voting stock held by non-affiliates of the registrant. The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

Introductory Note

TIERS Asset-Backed Securities, Series CHAMT Trust 1997-7 (the “Issuer”) is the Issuer under the Series Trust Indenture, dated as of September 15, 1997, incorporating the Standard Terms of the Trust Indenture, dated as of September 15, 1997 by and between the Issuer and U.S. Bank Trust National Association, formerly First Trust of New York, National Association, as Trustee (the “Trustee”), providing for the issuance of the TIERS Asset-Backed Securities, Series CHAMT Trust 1997-7 Class A Notes (the “Notes”). The Issuer was constituted pursuant to TIERS Asset-Backed Securities, Series CHAMT Supplement, dated as of September 15, 1997 by and between Structured Products Corp. and Delaware Trust Capital Management, Inc. (the “Owner Trustee”). The Notes do not represent obligations of or interests in Structured Products Corp., the Trustee or the Owner Trustee. Pursuant to staff administrative positions established in various no-action letters, see e.g. Corporate Asset Backed Corporation (“CABCO”) (available August 9, 1995); Lehman Structured Assets, Inc. (available December 8, 1994), the Owner Trustee is not required to respond to various items of From 10-K. Such items are designated herein as “Not applicable.”

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
                                       Series CHAMT Trust 1997-7

                               By: /s/ Sterling C. Correia
                           ---------------------------------------
                               Name:  Sterling C. Correia
                               Title: Vice President

Dated as of :  December 31, 2000
TIERS Asset-Backed Securities, Series
CHAMT Trust 1997-7
Financial Statement
For The Year Ended June 30, 2000
Together with Auditors’ Report
TIERS Asset-Backed Securities, Series CHAMT Trust 1997-7
                         TABLE OF CONTENTS
                         -----------------

Description                                            Pages

Independent Auditors' Report                             7

Schedule of Cash Receipts and Disbursements              8
 for the year ended June 30, 2000

Notes to Financial Statement                           9-10